Form 10-Q
period 1995-03-31
SWIFT ENERGY INCOME PARTNERS 1987-B LTD
filed 1995-05-12
CIK 825167

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


              [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended  March 31, 1995

                                          OR

              [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to ______________

                         Commission File number  33-11773-01


                      SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                (Exact name of registrant as specified in its charter)


                  Texas                                76-0226425
      (State or other jurisdiction                  (I.R.S. Employer
            of organization)                       Identification No.)


                          16825 Northchase Drive, Suite 400
                                 Houston, Texas 77060
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (713) 874-2700
                 (Registrant's telephone number, including area code)

                                         None
                 (Former name, former address and former fiscal year,
                            if changed since last report)


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No_____

                      SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.

                                        INDEX


          PART I.    FINANCIAL INFORMATION                             PAGE


                ITEM 1.    Financial Statements

                      Balance Sheets

                      - March 31, 1995 and December 31, 1994              3

                      Statements of Operations

                      - Three month periods ended March 31,
                        1995 and 1994                                     4

                      Statements of Cash Flows

                      - Three month periods ended March 31,
                        1995 and 1994                                     5

                      Notes to Financial Statements                       6

                ITEM  2.        Management's Discussion and
                                Analysis  of Financial Condition
                                and Results of Operations                 7

          PART II.    OTHER INFORMATION                                   8


          SIGNATURES                                                      9

                      SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                                    BALANCE SHEETS

                                                                                              March 31,        December 31,
                                                                                              1995             1994
                                                                                              __________       __________
                                                                                              (Unaudited)
                 ASSETS:
                 Current Assets:
                      Cash and cash equivalents                                               $     1,549      $     1,452
                      Oil and gas sales receivable                                                439,945          536,357
                                                                                              ___________      ___________
                           Total Current Assets                                                   441,494          537,809
                                                                                              ___________      ___________
                 Oil and Gas Properties, using full cost
                      accounting                                                               24,931,762       24,879,507
                 Less-Accumulated depreciation, depletion
                      and amortization                                                        (18,754,280)     (18,352,629)
                                                                                              ___________      ___________
                                                                                                6,177,482        6,526,878
                                                                                              ___________      ___________
                                                                                              $ 6,618,976      $ 7,064,687
                                                                                              ===========      ===========

                 LIABILITIES AND PARTNERS' CAPITAL:

                 Current Liabilities:
                      Accounts payable and accrued liabilities                                $   633,728      $  660,538
                      Current portion of note payable                                             170,674         170,674
                                                                                              ___________      __________
                           Total Current Liabilities                                              804,402         831,212
                                                                                              ___________      __________
                 Note payable to a Bank, net
                      of current portion                                                               --          42,669

                 Deferred Revenues                                                                241,746         244,148

                 Partners' Capital                                                              5,572,828       5,946,658
                                                                                              ___________      __________
                                                                                              $ 6,618,976      $7,064,687
                                                                                              ===========      ==========

                   See accompanying notes to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                                                              Three Months Ended March 31,
                                                                                              ____________________________
                                                                                              1995             1994
                                                                                              ____________     ____________

                 REVENUES:
                     Oil and gas sales                                                        $  461,650       $  571,180
                     Interest income                                                                 129                3
                     Other                                                                         8,321            5,254
                                                                                              __________       __________
                                                                                                 470,100          576,437
                                                                                              __________       __________
                 COSTS AND EXPENSES:
                     Lease operating                                                             187,184          195,514
                     Production taxes                                                             22,276           36,933
                     Depreciation, depletion
                       and amortization -
                          Normal provision                                                       196,225          205,895
                          Additional provision                                                   205,426               --
                     General and administrative                                                   51,281           67,577
                     Interest expense                                                             11,254           13,116
                                                                                              __________       __________
                                                                                                 673,646          519,035
                                                                                              __________       __________
                 NET INCOME (LOSS)                                                            $ (203,546)      $   57,402
                                                                                              ==========       ==========


                 Limited Partners' net income (loss)
                          per unit

                 March 31, 1995                             $  (.78)
                                                            =======
                 March 31, 1994                             $   .22
                                                            =======

                                  See accompanying note to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                                                      Three Months Ended March 31,
                                                                                                      ___________________________
                                                                                                      1995             1994
                                                                                                      ___________      ____________
                 CASH FLOWS FROM OPERATING ACTIVITIES:
                     Income (loss)                                                                    $ (203,546)      $  57,402
                     Adjustments to reconcile income (loss) to
                       net cash provided by operations:
                       Depreciation, depletion and amortization                                          401,651         205,895
                       Deferred revenues                                                                  (2,402)         60,782
                       Change in assets and liabilities:
                         (Increase) decrease in oil and gas sales receivable                              96,412          58,638
                         Increase (decrease) in accounts payable
                           and accrued liabilities                                                       (26,810)        (77,275)
                                                                                                      __________        ________
                                 Net cash provided by (used in) operating activities                     265,305         305,442
                                                                                                      __________        ________
                 CASH FLOWS FROM INVESTING ACTIVITIES:
                     Additions to oil and gas properties                                                 (52,255)        (65,020)
                     Proceeds from sales of oil and gas properties                                            --          47,735
                                                                                                      __________        ________
                                 Net cash provided by (used in) investing activities                     (52,255)        (17,285)
                                                                                                      __________        ________
                 CASH FLOWS FROM FINANCING ACTIVITIES:
                     Cash distributions to partners                                                     (170,284)       (245,471)
                     Payment on notes payable                                                            (42,669)        (42,669)
                                                                                                      __________        ________
                                 Net cash provided by (used in) financing activities                    (212,953)       (288,140)
                                                                                                      __________        ________
                 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         97              17
                                                                                                      __________        ________
                 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          1,452           1,230
                                                                                                      __________        ________
                 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $    1,549        $  1,247
                                                                                                      ==========        ========

                   Supplemental disclosure of cash flow information:
                     Cash paid during the period for interest                                         $    5,041        $  7,018
                                                                                                      ==========        ========

                   See accompanying notes to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

          (1)  General Information -

                    The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1994 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the Managing General Partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

          (2)  Deferred Revenues -

                    Deferred Revenues represent a gas imbalance liability assumed as part of property acquisitions. The imbalance is accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to deferred revenues.

          (3)  Concentrations of Credit Risk -

                    The Partnership extends credit to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

                      SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


          General

               The Partnership was formed for the purpose of investing in producing oil and gas properties located within the continental United States. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and result of operations. When the Partnership is formed, it commences its "acquisition" phase, with all funds placed in short-term investments until required for such property acquisitions. The interest earned on these pre-acquisition investments becomes the primary cash flow source for initial partner distributions. As the Partnership acquires producing properties, net cash from operations becomes available for distribution, along with the investment income. After Partnership funds have been expended on producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, oil and gas sales generate substantially all revenues, and distributions to partners reflect those revenues less all associated Partnership expenses. The Partnership may also derive proceeds from the sale of acquired oil and gas properties, when the sale of such properties is economically appropriate or preferable to continued operation.

          Liquidity and Capital Resources

               The Partnership  has completed acquisition of  producing oil
          and  gas   properties,  expending   all   of  limited   partners'
          commitments available for property acquisitions.

               The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General
          Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

          Results of Operations

               Oil and gas sales declined $109,530 or 19 percent in the first quarter of 1995 when compared to the corresponding quarter in 1994, primarily due to decreased gas prices. A decline in gas prices of 34 percent or $.71/MCF had a significant impact on Partnership performance. Also, current quarter gas and oil production declined 10 percent and 11 percent, respectively, when compared to first quarter 1994 production volumes, further contributing to decreased revenues. Increased oil prices of 62 percent or $6.37/BBL partially offset the revenue declines.

               Associated depreciation expense decreased 5 percent or $9,670.

               The Partnership recorded an additional provision in depreciation, depletion and amortization in the first quarter of 1995 for $205,426 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

               During 1995, Partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

                      SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                             PART II - OTHER INFORMATION



          ITEM 5.    OTHER INFORMATION


                                        -NONE-

                                      SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SWIFT ENERGY INCOME
                                        PARTNERS 1987-B, LTD.
                                        (Registrant)

                                        By:  SWIFT ENERGY COMPANY
                                             Managing General Partner


          Date:     May 12, 1995        By:  /s/ John R. Alden
               ___________________           ______________________________
                                             John R. Alden
                                             Senior Vice President,
                                             Secretary and Principal
                                             Financial Officer

          Date:     May 12, 1995        By:  /s/ Alton D. Heckaman, Jr.
               ___________________           _____________________________
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and    Principal    Accounting
                                             Officer