Form 10-Q
period 1995-06-30
SWIFT ENERGY INCOME PARTNERS 1987-B LTD
filed 1995-08-14
CIK 825167

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended  June 30, 1995

                                         OR

          [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _____ to ______

                         Commission File number  33-11773-01


                      SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                (Exact name of registrant as specified in its charter)


                     Texas                             76226425
                (State or other                    (I.R.S. Employer
          jurisdiction of organization)           Identification No.)

                          16825 Northchase Drive, Suite 400
                                 Houston, Texas 77060
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (713)874-2700
                 (Registrant's telephone number, including area code)

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

          Yes  __X__      No_____

                      SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.

                                        INDEX





          PART I.   FINANCIAL INFORMATION                              PAGE

             ITEM 1.   Financial Statements

                 Balance Sheets

                    - June 30, 1995 and December 31, 1994                 3

                 Statements of Operations

                    - Three month and six month periods ended June 30,
                      1995 and 1994                                       4

                 Statements of Cash Flows

                    - Six month periods ended June 30, 1995 and 1994      5

                 Notes to Financial Statements                            6

             ITEM 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                7

          PART II.  OTHER INFORMATION                                     9


          SIGNATURES                                                     10

                      SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                                    BALANCE SHEETS



                                                               June 30,       December 31,
                                                                 1995             1994
                                                              __________       __________
                                                              (Unaudited)

            ASSETS:

            Current Assets:
              Cash and cash equivalents                     $       1,762    $      1,452
              Oil and gas sales receivable                        444,800         536,357
                                                             ____________     ___________

                 Total Current Assets                             446,562         537,809

              Oil and Gas Properties, using full cost
                 accounting                                    24,936,401      24,879,507
              Less-Accumulated depreciation, depletion
                 and amortization                             (19,363,143)    (18,352,629)
                                                             ------------    ------------
                                                                5,573,258       6,526,878
                                                             ------------    ------------
                                                            $   6,019,820    $  7,064,687
                                                             ============    ============

              LIABILITIES AND PARTNERS' CAPITAL:

              Current Liabilities:
                 Accounts payable and accrued liabilities   $     584,947    $    660,538
                 Current portion of note payable                  128,006         170,674
                                                             ------------    ------------
                 Total Current Liabilities                        712,953         831,212
                                                             ------------    ------------
              Note payable to a Bank, net
                 of current portion                                    --          42,669

              Deferred Revenues                                   248,528         244,148

              Partners' Capital                                 5,058,339       5,946,658
                                                             ------------    ------------
                                                            $   6,019,820    $  7,064,687
                                                             ============    ============



                   See accompanying notes to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)





                                             Three Months Ended         Six Months Ended
                                                  June 30,                  June 30,
                                           _____________________     _____________________

                                              1995        1994        1995         1994
                                           ________     ________     _______      ________


            REVENUES:
               Oil and gas sales           $  470,923  $  607,532  $  932,573  $ 1,178,712
               Interest income                     --           9         129           12
               Other                            9,544       6,043      17,865       11,297
                                           ----------  ----------  ----------   ----------
                                              480,467     613,584     950,567    1,190,021
                                           ----------  ----------  ----------   ----------

            COSTS AND EXPENSES:
               Lease operating                177,034     154,134     364,218      349,648
               Production taxes                26,747      30,262      49,024       67,195
               Depreciation, depletion
                 and amortization -
                    Normal provision          185,414     197,795     381,639      403,690
                    Additional provision      423,449          --     628,875           --
               General and administrative      53,363      84,170     104,643      151,747
               Interest expense                15,979      13,050      27,233       26,166
                                           ----------  ----------  ----------   ----------
                                              881,986     479,411   1,555,632      998,446
                                           ----------  ----------  ----------  -----------
            NET INCOME (LOSS)              $ (401,519) $  134,173  $ (605,065) $   191,575
                                           ==========  ==========  ==========  ===========



            Limited Partners'
               net income (loss)
               per unit                    $    (1.54) $      .52  $    (2.32) $       .74
                                           ==========  ==========  ==========  ===========







                    See accompanying note to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                  ______________________

                                                                   1995           1994
                                                                  _______        _______


            CASH FLOWS FROM OPERATING ACTIVITIES:
               Income (loss)                                   $  (605,065)   $   191,575
               Adjustments to reconcile income (loss) to
                  net cash provided by operations:
                  Depreciation, depletion and amortization       1,010,514        403,690
                  Deferred revenues                                  4,380         34,143
                  Change in assets and liabilities:
                   (Increase) decrease in oil and gas sales
                     receivable                                     91,557         15,615
                   Increase (decrease) in accounts payable
                     and accrued liabilities                       (75,591)         3,857
                                                                ----------     ----------
                  Net cash provided by (used in) operating
                     activities                                    425,795        648,880
                                                                ----------     ----------
            CASH FLOWS FROM INVESTING ACTIVITIES:
                Additions to oil and gas properties                (78,607)      (129,684)
                Proceeds from sales of oil and gas
                  properties                                        21,713         54,532
                                                                ----------     ----------
                  Net cash provided by (used in) investing
                     activities                                    (56,894)       (75,152)
                                                                ----------     ----------
            CASH FLOWS FROM FINANCING ACTIVITIES:
                Cash distributions to partners                    (283,254)      (488,336)
                Payments on note payable                           (85,337)       (85,337)
                                                                ----------     ----------
                  Net cash provided by (used in) financing
                      activities                                  (368,591)      (573,673)
                                                                ----------     ----------
            NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS                                          310             55
                                                                ----------     ----------
            CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         1,452          1,230
                                                                ----------     ----------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD         $     1,762    $     1,285
                                                                ==========     ==========

            Supplemental disclosure of cash flow information:
               Cash paid during the period for interest        $     9,282    $    13,120
                                                                ==========     ==========


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

              The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

          RESULTS OF OPERATIONS

              The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1995 (current quarter) when compared to the quarter ended June 30, 1994 (corresponding quarter), and for the six months ended June 30, 1995 (current period), when compared to the six months ended June 30, 1994 (corresponding period).

          Three Months Ended June 30, 1995 and 1994

              Oil and  gas sales  declined $136,609  or 23  percent in  the second quarter of 1995 when compared to the corresponding quarter in 1994, primarily due to decreased gas prices. A decline in gas prices of 27 percent or $.57/MCF had a significant impact on partnership performance. Also, current quarter gas and oil production declined 11 percent and 7 percent, respectively, when compared to second quarter 1994 gas prices, further contributing to decreased revenues. Increased oil prices of 6 percent or $.97/BBL partially offset the revenue declines.

              Associated  depreciation  expense  decreased  6   percent  or
          $12,381.

              The Partnership recorded an additional provision in depreciation, depletion and amortization in the second quarter of 1995 for $423,449 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                      SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



          Six Months Ended June 30, 1995 and 1994

              Oil and gas sales decreased $246,139 or 21 percent in the first six months of 1995 over the corresponding period in 1994. A decline in the current period gas prices of 31 percent or $.65/MCF had a significant impact on partnership performance. Also, current period gas and oil production declined 11 percent and 9 percent, respectively, when compared to the corresponding period in 1994, further contributing to decreased income. Increased oil prices of 29 percent or $3.72/BBL partially offset the revenue declines.

              Associated  depreciation  expense   decreased  5  percent  or
          $22,051.

              The Partnership recorded an additional provision in depreciation, depletion and amortization in the first six months of 1995 for $628,875 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1987-B, LTD.
                                             (Registrant)

                                        By:  SWIFT ENERGY COMPANY
                                             Managing General Partner


          Date:     August 11, 1995     By:  /s/ John R. Alden
                   ------------------        ----------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

          Date:     August 11, 1995     By:  /s/ Alton D. Heckaman, Jr.
                   ------------------        -----------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1987-B, LTD.
                                             (Registrant)

                                        By:  SWIFT ENERGY COMPANY
                                             Managing General Partner


          Date:    August 11, 1995      By:
                                             ------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

          Date:    August 11, 1995      By:
                                             ------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer