Form 10-Q
period 1995-09-30
SWIFT ENERGY INCOME PARTNERS 1987-B LTD
filed 1995-11-14
CIK 825167

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                      OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____________ to ____________

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

Yes  X      No
    ---        ---

                  SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.

                                  INDEX



                                                                     PAGE
                                                                     ----
PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

      Balance Sheets

        - September 30, 1995 and December 31, 1994                      3

      Statements of Operations

        - Three month and nine month periods ended
           September 30, 1995 and 1994                                  4

      Statements of Cash Flows

        - Nine month periods ended September 30, 1995 and 1994          5

      Notes to Financial Statements                                     6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                          7

PART II.    OTHER INFORMATION                                           9

SIGNATURES                                                             10


                SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                             BALANCE SHEETS

                                                 SEPTEMBER 30,  DECEMBER 31,
                                                     1995           1994
                                                 -------------  ------------
                                                  (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                   $      1,885   $      1,452
     Oil and gas sales receivable                     283,350        536,357
                                                 ------------   ------------
          Total Current Assets                        285,235        537,809
                                                 ------------   ------------
Oil and Gas Properties, using full cost
     accounting                                    24,992,892     24,879,507
Less-Accumulated depreciation, depletion
     and amortization                             (19,620,197)   (18,352,629)
                                                 ------------   ------------
                                                    5,372,695      6,526,878
                                                 ------------   ------------
                                                 $  5,657,930   $  7,064,687
                                                 ============   ============

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts payable and accrued liabilities    $    593,182   $    660,538
     Current portion of note payable                   85,337        170,674
                                                 ------------   ------------
          Total Current Liabilities                   678,519        831,212
                                                 ------------   ------------
Note payable to a Bank, net
     of current portion                                    --         42,669

Deferred Revenues                                     249,051        244,148

Partners' Capital                                   4,730,360      5,946,658
                                                 ------------   ------------
                                                 $  5,657,930   $  7,064,687
                                                 ============   ============

              See accompanying notes to financial statements.

                SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                       STATEMENTS OF OPERATIONS
                              (Unaudited)

                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                     SEPTEMBER 30,           SEPTEMBER 30,
                                  --------------------   -----------------------
                                     1995       1994        1995         1994
                                  ---------   --------   ----------   ----------
REVENUES:
   Oil and gas sales              $ 298,150   $630,177   $1,230,723   $1,808,889
   Interest income                       63         12          193           24
   Other                              6,037      7,552       23,901       18,849
                                  ---------   --------   ----------   ----------
                                    304,250    637,741    1,254,817    1,827,762
                                  ---------   --------   ----------   ----------

COSTS AND EXPENSES:
   Lease operating                  132,892    141,230      497,110      490,878
   Production taxes                  15,216     30,876       64,240       98,071
   Depreciation, depletion
     and amortization -
       Normal provision             112,171    210,992      493,810      614,682
       Additional provision         144,883         --      773,758           --
   General and administrative        63,692     91,801      168,335      243,549
   Interest expense                  13,938     12,710       41,171       38,875
                                  ---------   --------   ----------   ----------
                                    482,792    487,609    2,038,424    1,486,055
                                  ---------   --------   ----------   ----------
NET INCOME (LOSS)                 $(178,542)  $150,132   $ (783,607)  $  341,707
                                  =========   ========   ==========   ==========

Limited Partners' net income
   (loss) per unit                $    (.69)  $    .58   $    (3.01)  $     1.31
                                  =========   ========   ==========   ==========


                See accompanying note to financial statements.

                  SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                          STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                 -------------------------
                                                                     1995           1994
                                                                 ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                $ (783,607)     $ 341,707
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                    1,267,568        614,682
      Deferred revenues                                               4,903         23,443
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable         253,007         (6,598)
        Increase (decrease) in accounts payable
          and accrued liabilities                                   (67,356)        10,960
                                                                  ---------      ---------
            Net cash provided by (used in) operating activities     674,515        984,194
                                                                  ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                            (136,027)      (178,929)
    Proceeds from sales of oil and gas properties                    22,642         54,598
                                                                  ---------      ---------
            Net cash provided by (used in) investing activities    (113,385)      (124,331)
                                                                  ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                 (432,691)      (731,749)
    Payments on note payable                                       (128,006)      (128,006)
                                                                  ---------      ---------
            Net cash provided by (used in) financing activities    (560,697)      (859,755)
                                                                  ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    433            108
                                                                  ---------      ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,452          1,230
                                                                  ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   1,885      $   1,338
                                                                  =========      =========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                      $  12,554      $  19,210
                                                                  =========      =========





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

(3)  CONCENTRATION OF CREDIT RISK -

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

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership has completed acquisition of producing oil and gas properties, expending all of the limited partners' commitments available for property acquisitions.

     The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds in addition to the remaining unexpended net capital commitments of the partners are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

     The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1995 (current quarter) when compared to the quarter ended September 30, 1994 (corresponding quarter), and for the nine months ended September 30, 1995 (current period), when compared to the nine months ended September 30, 1994 (corresponding period).

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Oil and gas sales declined $332,027 or 53 percent in the current quarter of 1995 when compared to the corresponding quarter in 1994, primarily due to decreased gas and oil production. Current quarter gas and oil production declined 52 percent and 32 percent, respectively, when compared to third quarter 1994 production volumes. A decline in gas and oil prices of 16 percent or $.29/MCF and 18 percent or $3.23/BBL, respectively, further contributed to decreased revenues.

     Associated depreciation expense decreased 47 percent or $98,821.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1995 for $144,883 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission. Using prices in effect at September 30, 1994, the Partnership would have recorded an additional provision at September 30, 1994 in the amount of $298,948. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation.

                  SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Oil and gas sales decreased $578,166 or 32 percent in the first nine months of 1995 over the corresponding period in 1994, primarily due to decreased gas and oil production. A decline of 24 percent in gas production and 18 percent in oil production was a significant factor in the decreased revenues for the period. Also, current period gas prices decreased 26 percent or $.52/MCF compared to the corresponding period in 1994, further contributing to decreased income.

     Associated depreciation expense decreased 20 percent or $120,872.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1995 for $773,758 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities Exchange Commission.

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


                                       SWIFT ENERGY INCOME
                                       PARTNERS 1987-B, LTD.
                                       (Registrant)

                                       By:  SWIFT ENERGY COMPANY
                                            Managing General Partner


Date:  November 13, 1995               By:  /s/ John R. Alden
       -----------------------         --------------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:  November 13, 1995               By:  /s/ Alton D. Heckaman, Jr.
       -----------------------         --------------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer