Form 10-Q
period 1996-03-31
SWIFT ENERGY INCOME PARTNERS 1987-B LTD
filed 1996-05-14
CIK 825167

                                  FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


      [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended MARCH 31, 1996

                                      OR

      [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________

                      Commission File number 33-11773-01


                  SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
            (Exact name of registrant as specified in its charter)

                  TEXAS                                                           76-0226425
(State or other jurisdiction of organization)                         (I.R.S. Employer Identification No.)

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

                                    INDEX





PART I.    FINANCIAL INFORMATION                                           PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - March 31, 1996 and December 31, 195                       3

            Statements of Operations

                - Three month periods ended March 31, 1996 and 1995         4

            Statements of Cash Flows

                - Three month periods ended March 31, 1996 and 1995         5

            Notes to Financial Statements                                   6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                    7

PART II.    OTHER INFORMATION                                               8


SIGNATURES                                                                  9

                  SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                                BALANCE SHEETS

                                                                                             MARCH 31,          DECEMBER 31,
                                                                                               1996                 1995
                                                                                            ----------           ----------
                                                                                            (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,103       $        1,039
              Oil and gas sales receivable                                                    594,276              460,307
              Other                                                                             6,083                   --
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       601,462              461,346
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                               3,865                5,085
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   25,089,749           25,068,651
         Less-Accumulated depreciation, depletion
              and amortization                                                            (19,989,729)         (19,807,484)
                                                                                       ---------------      ---------------
                                                                                            5,100,020            5,261,167
                                                                                       ---------------      ---------------
                                                                                       $    5,705,347       $    5,727,598
                                                                                           ===========          ===========

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      757,751       $      832,159
              Current portion of note payable                                                      --               42,669
                                                                                       ---------------      ---------------
                   Total Current Liabilities                                                  757,751              874,828
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    245,744              248,292

         Partners' Capital                                                                  4,701,852            4,604,478
                                                                                       ---------------      ---------------
                                                                                       $    5,705,347       $    5,727,598
                                                                                           ===========          ===========





                See accompanying notes to financial statements.

                  SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)





                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       ------------------------

                                                                                          1996          1995

                                                                                       -----------  -----------

         REVENUES:
             Oil and gas sales                                                   $       620,450   $       461,650
             Interest income                                                                 841               129
             Other                                                                         4,641             8,321
                                                                                 ---------------   ---------------
                                                                                         625,932           470,100
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                             155,766           187,184
             Production taxes                                                             26,174            22,276
             Depreciation, depletion
               and amortization -
                  Normal provision                                                       182,245           196,225
                  Additional provision                                                        --           205,426
             General and administrative                                                   66,158            51,281
             Interest expense                                                              7,955            11,254
                                                                                 ---------------   ---------------
                                                                                         438,298           673,646
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $       187,634   $      (203,546)
                                                                                    ============       ============


         LIMITED PARTNERS' NET INCOME (LOSS)
             PER UNIT

         MARCH 31, 1996                       $           .72
                                                 ============
         MARCH 31, 1995                       $          (.78)
                                                 ============






                See accompanying note to financial statements.

                  SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                 --------------------------------
                                                                                      1996              1995
                                                                                 -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      187,634          $      (203,546)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         182,245                  401,651
      Change in gas imbalance receivable
          and deferred revenues                                                         (1,328)                  (2,402)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                           (133,969)                  96,412
        (Increase) decrease in other current assets                                     (6,083)                      --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                      (74,408)                 (26,810)
                                                                               ---------------          ---------------
                Net cash provided by (used in) operating activities                    154,091                  265,305
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (21,098)                 (52,255)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (90,260)                (170,284)
    Payment on notes payable                                                           (42,669)                 (42,669)
                                                                               ---------------          ---------------
                Net cash provided by (used in) financing activities                   (132,929)                (212,953)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        64                       97
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,039                    1,452
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,103          $         1,549
                                                                                   ===========              ===========
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $        9,027          $         5,041
                                                                                   ===========              ===========









                See accompanying notes to financial statements.

                  SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)



(1)  GENERAL INFORMATION -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1995 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  GAS IMBALANCES -

                  The gas imbalance receivable and deferred revenues are accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to the gas imbalance receivable or deferred revenues as applicable.

(3)  VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

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

(4)  FAIR VALUE OF FINANCIAL INSTRUMENTS -

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

RESULTS OF OPERATIONS

      Oil and gas sales increased $158,800 or 34 percent in the first quarter of 1996 when compared to the same period in 1995, partially due to increased gas and oil prices. An increase in gas prices of 53 percent or $.73/MCF and in oil prices of 10 percent or $1.73/BBL had a significant impact on partnership performance. Current quarter gas and oil production declined 23 percent and 9 percent, respectively, when compared to first quarter 1995 production volumes, partially offsetting the effect of increased gas and oil prices.

      Also, current quarter oil and gas sales increased due to the settlement of pending litigation on the Kaiser Francis I acquisition, Cassel 1-17 well. Take or pay proceeds were received in the amount of $119,150 and recorded in the March revenues.

      Associated depreciation expense decreased 7 percent or $31,980.

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

      During 1996, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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

                                                                       SWIFT ENERGY INCOME
                                                                       PARTNERS 1987-B, LTD.
                                                                       (Registrant)

                                                            By:        SWIFT ENERGY COMPANY
                                                                       Managing General Partner


Date:     May 1, 1996                                       By:        /s/ John R. Alden
         -----------------------                                       --------------------------------
                                                                       John R. Alden
                                                                       Senior Vice President, Secretary
                                                                       and Principal Financial Officer

Date:     May 1, 1996                                       By:        /s/ Alton D. Heckaman, Jr.
         -----------------------                                       --------------------------------
                                                                       Alton D. Heckaman, Jr.
                                                                       Vice President, Controller
                                                                       and Principal Accounting Officer


                              INDEX TO EXHIBITS



27 --           Financial Data Schedule