Form 10-Q
period 1996-06-30
SWIFT ENERGY INCOME PARTNERS 1987-B LTD
filed 1996-08-14
CIK 825167

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  JUNE 30, 1996

                                       OR

    [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ______________ to  ___________

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

Yes  X      No
    ----       ----

                   SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.

                                     INDEX





PART I.    FINANCIAL INFORMATION                                                                    PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - June 30, 1996 and December 31, 1995                                                 3

            Statements of Operations

                - Three month  and six month periods ended June 30, 1996 and 1995                     4

            Statements of Cash Flows

                - Six month periods ended June 30, 1996 and 1995                                      5

            Notes to Financial Statements                                                             6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                              7

PART II.    OTHER INFORMATION                                                                         9


SIGNATURES                                                                                           10

                   SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                                 BALANCE SHEETS



                                                                             JUNE 30,           DECEMBER 31,
                                                                               1996                 1995
                                                                          ---------------      --------------
                                                                            (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                            $         1,157      $        1,039
     Oil and gas sales receivable                                                 374,385             460,307
     Other                                                                          6,946                  --
                                                                          ---------------      --------------
          Total Current Assets                                                    382,488             461,346
                                                                          ---------------      --------------

Gas Imbalance Receivable                                                            3,498               5,085
                                                                          ---------------      --------------

Oil and Gas Properties, using full cost
     accounting                                                                24,716,207          25,068,651
Less-Accumulated depreciation, depletion
     and amortization                                                         (20,119,258)        (19,807,484)
                                                                          ---------------      --------------
                                                                                4,596,949           5,261,167
                                                                          ---------------      --------------
                                                                          $     4,982,935      $    5,727,598
                                                                          ===============      ==============

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts payable and accrued liabilities                             $        80,917      $      832,159
     Current portion of note payable                                                   --              42,669
                                                                          ---------------      --------------
          Total Current Liabilities                                                80,917             874,828
                                                                          ---------------      --------------

Deferred Revenues                                                                 228,082             248,292

Partners' Capital                                                               4,673,936           4,604,478
                                                                          ---------------      --------------
                                                                          $     4,982,935      $    5,727,598
                                                                          ===============      ==============




                See accompanying notes to financial statements.

                   SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        JUNE 30,                           JUNE 30,
                                            -------------------------------   -------------------------------
                                                  1996            1995             1996            1995
                                            --------------   --------------   --------------   --------------
REVENUES:
   Oil and gas sales                        $      392,887   $      470,923   $    1,013,337   $      932,573
   Interest income                                     917               --            1,758              129
   Other                                            12,562            9,544           17,203           17,865
                                            --------------   --------------   --------------   --------------
                                                   406,366          480,467        1,032,298          950,567
                                            --------------   --------------   --------------   --------------

COSTS AND EXPENSES:
   Lease operating                                  98,893          177,034          254,659          364,218
   Production taxes                                 18,502           26,747           44,676           49,024
   Depreciation, depletion
     and amortization -
       Normal provision                            129,529          185,414          311,774          381,639
       Additional provision                             --          423,449               --          628,875
   General and administrative                       65,549           53,363          131,707          104,643
   Interest expense                                  1,610           15,979            9,566           27,233
                                            --------------   --------------   --------------   --------------
                                                   314,083          881,986          752,382        1,555,632
                                            --------------   --------------   --------------   --------------
NET INCOME (LOSS)                           $       92,283   $     (401,519)  $      279,916   $     (605,065)
                                            ==============   ==============   ==============   ==============

LIMITED PARTNERS' NET INCOME (LOSS)
   PER UNIT                                 $          .35   $        (1.54)  $         1.08   $        (2.32)
                                            ==============   ==============   ==============   ==============





                 See accompanying note to financial statements.

                   SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                             --------------------------------------
                                                                                  1996                    1995
                                                                             --------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                            $      279,916         $      (605,065)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                      311,774               1,010,514
      Change in gas imbalance receivable
        and deferred revenues                                                       (18,623)                  4,380
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                          85,922                  91,557
        (Increase) decrease in other current assets                                  (6,946)                     --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                  (751,242)                (75,591)
                                                                             --------------         ---------------
      Net cash provided by (used in) operating activities                           (99,199)                425,795
                                                                             --------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                             (45,755)                (78,607)
    Proceeds from sales of oil and gas properties                                   398,199                  21,713
                                                                             --------------         ---------------
      Net cash provided by (used in) investing activities                           352,444                 (56,894)
                                                                             --------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                 (210,458)               (283,254)
    Payments on note payable                                                        (42,669)                (85,337)
                                                                             --------------         ---------------
      Net cash provided by (used in) financing activities                          (253,127)               (368,591)
                                                                             --------------         ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    118                     310
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,039                   1,452
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $        1,157         $         1,762
                                                                             ==============         ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                 $       10,637         $        14,976
                                                                             ==============         ===============





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

(3)      VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

                 The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

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

RESULTS OF OPERATIONS

     The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1996 (current quarter) when compared to the quarter ended June 30, 1995 (corresponding quarter), and for the six months ended June 30, 1996 (current period), when compared to the six months ended June 30, 1995 (corresponding period).

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     Oil and gas sales declined $78,036 or 17 percent in the second quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to decreased oil and gas production. A decline of 50 percent in oil production and 20 percent in gas production had a significant impact on partnership performance. Current quarter gas prices increased 33 percent or $.51/MCF, partially offsetting the revenue declines.

     Associated depreciation expense decreased 30 percent or $55,885.

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

                   SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Oil and gas sales increased $80,764 or 9 percent in the first six months of 1996 over the corresponding period in 1995. An increase in gas prices of 43 percent or $.63/MCF and in oil prices of 8 percent or $1.27/BBL were major contributing factors to the increased revenues for the period. Also, current period gas and oil production decreased 22 percent and 29 percent, respectively, when compared to the corresponding period in 1995, offsetting the effect of increased gas and oil prices.

     Associated depreciation expense decreased 18 percent or $69,865.

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


                                            SWIFT ENERGY INCOME
                                            PARTNERS 1987-B, LTD.
                                            (Registrant)

                                  By:       SWIFT ENERGY COMPANY
                                            Managing General Partner


Date:     August 9, 1996          By:       /s/ John R. Alden
          --------------                    -----------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     August 9, 1996          By:       /s/ Alton D. Heckaman, Jr.
          --------------                    -----------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer

                               Index to Exhibits

Exhibit
Number                             Description
- -------                            -----------
  27             Financial Data Schedule