Form 10-Q
period 1996-09-30
SWIFT ENERGY INCOME PARTNERS 1987-B LTD
filed 1996-11-08
CIK 825167

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from____________ to ______________

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

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                                                  PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month  and nine month periods ended September 30, 1996 and 1995                            4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           7

PART II.    OTHER INFORMATION                                                                                      9



SIGNATURES                                                                                                         10

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                                 BALANCE SHEETS


                                                                                          September 30,        December 31,
                                                                                              1996                 1995
                                                                                       ---------------      ---------------
                                                                                            (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        3,222       $        1,039
              Oil and gas sales receivable                                                    365,993              460,307
              Other                                                                                                  7,886
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       377,101              461,346
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                                  --                5,085
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   24,727,166           25,068,651
         Less-Accumulated depreciation, depletion
              and amortization                                                            (20,237,798)         (19,807,484)
                                                                                       ---------------      ---------------
                                                                                            4,489,368            5,261,167
                                                                                       ---------------      ---------------

                                                                                       $    4,866,469       $    5,727,598
                                                                                       ===============       ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       46,050       $      832,159
              Current portion of note payable                                                      --               42,669
                                                                                       ---------------      ---------------
                   Total Current Liabilities                                                   46,050              874,828
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    219,142              248,292

         Partners' Capital                                                                  4,601,277            4,604,478
                                                                                       ---------------      ---------------
                                                                                       $    4,866,469       $    5,727,598
                                                                                       ==============       ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                     September 30,
                                             ----------------------------------  ---------------------------------
                                                   1996               1995              1996              1995
REVENUES:
   Oil and gas sales                          $       383,621   $       298,150  $     1,396,958   $     1,230,723
   Interest income                                        954                63            2,712               193
   Other                                                6,509             6,037           23,712            23,901
                                              ---------------   ---------------  ---------------   ---------------
                                                      391,084           304,250        1,423,382         1,254,817
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                    129,998           132,892          384,657           497,110
   Production taxes                                    17,629            15,216           62,305            64,240
   Depreciation, depletion
     and amortization -
       Normal provision                               113,890           112,171          425,664           493,810
       Additional provision                             4,650           144,883            4,650           773,758
   General and administrative                          58,216            63,692          189,923           168,335
   Interest expense                                        --            13,938            9,566            41,171
                                              ---------------   ---------------  ---------------   ---------------
                                                      324,383           482,792        1,076,765         2,038,424
                                              ---------------   ---------------  ---------------   ---------------

NET INCOME (LOSS)                             $        66,701   $      (178,542) $       346,617   $      (783,607)
                                              ===============   ===============  ===============   ================



Limited Partners' net income (loss)
   per unit                                   $           .26   $          (.69) $          1.33   $         (3.01)
                                              ===============   ===============  ===============   ================




                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                ----------------------------------------
                                                                                       1996                   1995
CASH FLOWS FROM OPERATING ACTIVITIES:
         Income (Loss)                                                          $      346,617          $      (783,607)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         430,314                1,267,568
      Change in gas imbalance receivable
          and deferred revenues                                                        (24,065)                   4,903
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             94,314                  253,007
        (Increase) decrease in other current assets                                     (7,886)                      --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (786,109)                 (67,356)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                      53,185                  674,515
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (55,839)                (136,027)
    Proceeds from sales of oil and gas properties                                      397,324                   22,642
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     341,485                 (113,385)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (349,818)                (432,691)
    Payments on note payable                                                           (42,669)                (128,006)
                                                                               ---------------          ---------------
               Net cash provided by (used in) financing activities                    (392,487)                (560,697)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     2,183                      433
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,039                    1,452
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        3,222          $         1,885
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $       10,637          $        12,554
                                                                               ===============          ===============



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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $85,471 or 29 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 54 percent or $.80/MCF and in oil prices of 40 percent or $5.83/BBL had a significant impact on partnership performance. Also, current quarter gas production increased 14 percent when compared to third quarter 1995 production volumes, further contributing to increased revenues.

      Associated depreciation expense increased 2 percent or $1,719.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1996 and 1995 for $4,650 and $144,883, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $166,235 or 14 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 45 percent or $.67/MCF and in oil prices of 16 percent or $2.54/BBL were major contributing factors to the increased revenues for the period. Also, current period oil and gas production decreased 32 percent and 14 percent, respectively, when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated depreciation expense decreased 14 percent or $68,146.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1996 and 1995 for $4,650 and $773,758, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities Exchange Commission.

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


                                                SWIFT ENERGY INCOME
                                                PARTNERS 1987-B, LTD.
                                                (Registrant)

                                     By:        SWIFT ENERGY COMPANY
                                                Managing General Partner


Date:  November 6, 1996                         By:        /s/ John R. Alden
       ----------------                         --------------------------------
                                                John R. Alden
                                                Senior Vice President, Secretary
                                                and Principal Financial Officer

Date:  November 6, 1996              By:        /s/ Alton D. Heckaman, Jr.
       ----------------                         --------------------------------
                                                Alton D. Heckaman, Jr.
                                                Vice President, Controller
                                                and Principal Accounting Officer