Form 10-Q/A
period 1996-09-30
SWIFT ENERGY INCOME PARTNERS 1987-B LTD
filed 1996-11-18
CIK 825167

                         AMENDMENT #1 TO FORM 10-Q


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

                For the transition period from _____________    to _____________

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

Yes  X      No
   ----       ----

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                                 BALANCE SHEETS


                                                                                        September 30,        December 31,
                                                                                            1996                 1995
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        3,222       $        1,039
              Oil and gas sales receivable                                                    365,993              460,307
              Other                                                                             7,886                   --
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       377,101              461,346
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                                  --                5,085
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   24,727,166           25,068,651
         Less-Accumulated depreciation, depletion
              and amortization                                                            (20,237,798)         (19,807,484)
                                                                                       ---------------      ---------------
                                                                                            4,489,368            5,261,167
                                                                                       ---------------      ---------------
                                                                                       $    4,866,469       $    5,727,598
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       46,050       $      832,159
              Current portion of note payable                                                      --               42,669
                                                                                       ---------------      ---------------
                   Total Current Liabilities                                                   46,050              874,828
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    219,142              248,292

         Partners' Capital                                                                  4,601,277            4,604,478
                                                                                       ---------------      ---------------

                                                                                       $    4,866,469       $    5,727,598
                                                                                       ===============      ===============



                 See accompanying notes to financia statements.

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


                                                SWIFT ENERGY INCOME
                                                PARTNERS 1987-B, LTD.
                                                (Registrant)

                                     By:        SWIFT ENERGY COMPANY
                                                Managing General Partner


Date:  November 14, 1996             By:        /s/ John R. Alden
       -----------------                        --------------------------------
                                                John R. Alden
                                                Senior Vice President, Secretary
                                                and Principal Financial Officer

Date:  November 14, 1996             By:        /s/ Alton D. Heckaman, Jr.
       -----------------                        --------------------------------
                                                Alton D. Heckaman, Jr.
                                                Vice President, Controller
                                                and Principal Accounting Officer