Form 10-Q
period 1997-09-30
SWIFT ENERGY INCOME PARTNERS 1987-B LTD
filed 1997-11-07
CIK 825167

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ___________________

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

                                      INDEX




PART I.    FINANCIAL INFORMATION                                                      PAGE
 ITEM 1.    Financial Statements

  Balance Sheets

      - September 30, 1997 and December 31, 1996                                       3

  Statements of Operations

      - Three month  and nine month periods ended September 30, 1997 and 1996          4

  Statements of Cash Flows

      - Nine month periods ended September 30, 1997 and 1996                           5

  Notes to Financial Statements                                                        6

 ITEM 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                    7

PART II.    OTHER INFORMATION                                                          9


SIGNATURES                                                                            10

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,723       $      107,525
              Oil and gas sales receivable                                                    277,621              442,490
              Receivable due to property disposition                                               --              108,997
              Other                                                                            10,016                   --
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       289,360              659,012
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   24,834,756           24,669,072
         Less-Accumulated depreciation, depletion
              and amortization                                                            (20,824,715)         (20,363,813)
                                                                                       ---------------      ---------------
                                                                                            4,010,041            4,305,259
                                                                                       ---------------      ---------------
                                                                                       $    4,299,401       $    4,964,271
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      218,713       $      200,096
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    216,052              220,394

         Partners' Capital                                                                  3,864,636            4,543,781
                                                                                       ---------------      ---------------
                                                                                       $    4,299,401       $    4,964,271
                                                                                       ===============      ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                       September 30,
                                              ---------------------------------  ---------------------------------
                                                    1997             1996             1997             1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       294,699   $       383,621  $       888,971   $     1,396,958
   Interest income                                      1,142               954            3,740             2,712
   Other                                                2,040             6,509            7,953            23,712
                                              ---------------   ---------------  ---------------   ---------------
                                                      297,881           391,084          900,664         1,423,382
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                    123,008           129,998          395,123           384,657
   Production taxes                                    17,078            17,629           44,390            62,305
   Depreciation, depletion
     and amortization -
       Normal provision                               105,696           113,890          304,805           425,664
       Additional provision                                --             4,650          156,097             4,650
   General and administrative                          25,644            58,216          147,831           189,923
   Interest expense                                       229                --              229             9,566
                                              ---------------   ---------------  ---------------   ---------------
                                                      271,655           324,383        1,048,475         1,076,765
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        26,226   $        66,701  $      (147,811)  $       346,617
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .10   $           .26  $          (.57)  $          1.33
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                    1997                      1996
                                                                               ---------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $     (147,811)         $       346,617
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         460,902                  430,314
      Change in gas imbalance receivable
          and deferred revenues                                                         (4,342)                 (24,065)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            164,869                   94,314
        (Increase) decrease in receivable due to property disposition                  108,997                       --
        (Increase) decrease in other current assets                                    (10,016)                  (7,886)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                       18,617                 (786,109)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     591,216                   53,185
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                               (165,684)                 (55,839)
    Proceeds from sales of oil and gas properties                                           --                  397,324
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                    (165,684)                 341,485
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (531,334)                (349,818)
    Payments on note payable                                                                --                  (42,669)
                                                                               ---------------          ---------------
               Net cash provided by (used in) financing activities                    (531,334)                (392,487)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (105,802)                   2,183
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       107,525                    1,039
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,723          $         3,222
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $          229          $        10,637
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Oil and gas sales declined $88,922 or 23 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased oil and gas production. A decline of 36 percent in oil production and 4 percent in gas production had a significant impact on partnership performance. Also, current quarter oil prices declined 21 percent or $4.21/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 7 percent or $8,194.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1996 for $4,650 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Oil and gas sales decreased $507,987 or 36 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 25 percent in gas production and 49 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 9 percent or $.19/MCF partially offset the production declines.

      Associated depreciation expense declined 28 percent or $120,859.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1997 and 1996 for $156,097 and $4,650, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                        SWIFT ENERGY INCOME
                                        PARTNERS 1987-B, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner


Date:  November 4, 1997      By:        /s/ John R. Alden
       ----------------                 ---------------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:  November 4, 1997      By:        /s/ Alton D. Heckaman, Jr.
       ----------------                 ---------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer