Form 10-K405
period 1997-12-31
SWIFT ENERGY INCOME PARTNERS 1987-B LTD
filed 1998-03-25
CIK 825167

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________


                         Commission File number 0-17025

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

                       Documents Incorporated by Reference

Document                                               Incorporated as to

    Registration Statement No. 33-11773                  Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1997

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

         At December 31, 1997, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organization fees and expenses) in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1997, Swift had 194 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.


Item 2.  Properties

         As of December 31, 1997, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. Approximately 40% of the Partnership's value is from the Giddings Field in Fayette and Burleson Counties, Texas (NRG acquisition). The wells produce from the Austin Chalk and Edwards zones.

         2. Approximately 25% of the Partnership's value is from the AWP Field in McMullen County, Texas (Bracken acquisition). The wells produce from the Olmos formation.

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


                                                  Net Production
                                      --------------------------------------
                                                For the Years Ended
                                                   December 31,
                                      --------------------------------------
                                        1997            1996           1995
                                      --------        --------       -------
Net Volumes (Equivalent MCFs)          463,658         676,534       891,082

Average Sales Price
   per Equivalent MCF                  $2.62           $2.51         $1.87

Average Production Cost
   per Equivalent MCF
   (includes production taxes)         $1.26           $0.85         $0.87

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1997, 1996 and 1995. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                   ---------------------------------------------------------------------------
                                            1997                      1996                       1995
                                   ---------------------      ---------------------      ---------------------
                                                 Natural                   Natural                     Natural
                                     Oil           Gas         Oil           Gas          Oil            Gas
                                   -------      --------      -------      --------      -------      --------
                                   (BBLS)        (MMCF)       (BBLS)        (MMCF)       (BBLS)        (MMCF)
Proved developed
   reserves at end of year          98,661         2,941      185,252         4,148      301,002         5,379
                                   -------        ------      -------        ------      -------        ------
Proved reserves
   Balance at beginning
     of year                       219,361         4,979      327,219         5,850      490,638         6,612

   Extensions, discoveries
      and other additions               --            --           --            --          449             3

   Revisions of previous
     estimates                     (28,831)         (586)       8,677           888     (120,535)         (125)

   Sales of minerals in
     place                         (54,508)         (351)     (88,018)       (1,254)        (697)           (5)

   Production                      (15,109)         (373)     (28,517)         (505)     (42,636)         (635)
                                   --------        -----      -------        ------      -------        ------

   Balance at end of year          120,913         3,669      219,361         4,979      327,219         5,850
                                   --------       ------      -------        ------      -------        ------


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

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.


         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1997:

                                                       Reserves
                                                    December 31, 1997
                                                 -----------------------

                                                             Natural            Wells
                                                  Oil          Gas       ------------------
Acquisition                State(s)              (BBLS)       (MMCF)      Gross        Net
-----------                ---------             -------     -------     ------      ------
Kaiser-Francis II          KS, LA, OK, TX          5,430        963          9        1.158
Texas Drlg.
   (Scott Oil)             TX                         44        214          2        0.250
Wainoco                    LA, MI, OK, TX             --        147          6        1.032
NRG                        TX                     66,435      1,355         74        4.777
Kimbrel & Cook             TX                      9,203         --          9        4.050
Broyles I & II,
   Inverness Homes         LA                         --        236         13        1.764
Bracken                    TX                     36,745        748         45        1.674
Norcen Explorer            WY                      3,056          6         29        0.067
                                                 -------     ------       ----       ------
                                                 120,913      3,669        187       14.772
                                                 -------     ------       ----       ------


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1997 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1997 and the date of this report.

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

Holders

         As of December 31, 1997, there were 3,177 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1996 and 1997, the Partnership distributed a total of $396,900 and $618,100, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1998, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1997, 1996, 1995, 1994 and 1993, should be read in conjunction with the financial statements included in Item 8:

                                  1997               1996               1995              1994             1993
                              ------------       ------------       ------------      ------------     ------------
Revenues                   $   1,488,783      $   1,895,900      $    1,751,110    $   2,403,877      $   2,739,790
Income (Loss)              $     111,373      $     424,660      $     (788,796)   $     380,984      $     410,517
Total Assets               $   4,390,459      $   4,964,271      $    5,727,598    $   7,064,687      $   7,832,101
Cash Distributions         $     674,546      $     485,357      $      553,384    $     959,619      $   1,199,325
Long Term Obligations      $          --      $          --      $           --    $      42,669      $     213,343
Limited Partners' Net
 Income (Loss) Per Unit    $         .54      $        1.47      $        (2.58)   $        1.26)     $        1.36
Limited Partners' Cash
 Distributions Per Unit    $        2.37      $        1.53      $         1.87    $        3.25      $        4.13



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $314,310, $343,930 and $912,789 in 1997, 1996 and 1995, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sale proceeds totaled $330,294, $522,862 and $21,836 in 1997, 1996 and 1995, respectively.The
Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures totaled $172,971, $123,283 and $210,980 in 1997, 1996 and 1995, respectively. Cash distributions totaled $674,546, $485,357 and $553,384 in 1997, 1996 and 1995, respectively.

         Subject to 1998 market conditions remaining comparable with 1997, the Managing General Partner ("MGP") anticipates an increase in liquidity provided that certain development work scheduled in 1998 is completed successfully. The Partnership plans to spend in the next two years an estimated $586,000 for capital expenditures needed for this development work and the enhancement of proved oil and gas reserves. The MGP anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

Results of Operations

         Oil and gas sales decreased 27 percent in 1997 vs. 1996. Production volumes decreased 31 percent due to a 26 percent gas production decrease and a 47 percent oil production decline. The decrease in production, due in part to accelerated production declines on mature wells, had a significant impact on partnership performance. The partnership's sale in late 1996 of the Gladewater gas unit in Gregg County, Texas (Cairn acquisition) and in 1997 of the Anderson oil unit in Colorado County, Texas (Sue Ann acquisition) had a significant impact on partnership performance. An increase in the 1997 gas prices of 11 percent or $.25/MCF partially offset the production declines. The average sales price per equivalent MCF increased 4 percent in 1997 as gas prices increased 11 percent but oil prices decreased 7 percent.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.


         Production cost per equivalent MCF increased 48 percent in 1997 compared to 1996, primarily due to the decline in production volumes. Total production costs increased a sligt 1 percent in 1997.

         Associated depreciation expense decreased 25 percent in 1997 when compared to 1996, also related to the decrease in production volumes.

         Oil and gas sales increased 9 percent in 1996 vs. 1995. Increases in both 1996 gas and oil prices were major contributors to the increased revenues. The Partnership experienced an increase in gas prices of 48 percent or $.74/MCF and an increase in oil prices of 18 percent or $2.96/BBL. The average sales price per equivalent MCF increased 34 percent in 1996. Production volumes decreased 24 percent due to a 20 percent gas production decrease and a 33 percent oil production decline. The partnership's sale of several low value properties had an impact on partnership performance.The production declines partially offset the effect of increased oil and gas prices impacting partnership performance.

         Production cost per equivalent MCF decreased 2 percent in 1996 compared to 1995 as total production costs decreased 25 percent in 1996.

         Associated depreciation expense decreased 19 percent in 1996 when compared to 1995, as a result of the 24 percent production volume decrease.

         The Partnership recorded an additional provision in depreciation, depletion and amortization in 1997, 1996 and 1995 of $156,097, $4,650 and $773,758, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value paid for oil and gas properties resulting in a full cost ceiling impairment.

         During 1998, Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1997. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1998, the MGP anticipates that the Partnership sharing ratio will continue to be 90:10.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of February 18, 1998 regarding the directors and executive officers of Swift.

                                          Position(s) with
         Name             Age        Swift and Other Companies
         ----             ---      ---------------------------
                                   DIRECTORS

A. Earl Swift             64       Chief Executive Officer and
                                   Chairman of the Board

Virgil N. Swift           69       Executive Vice President - Business
                                   Development, Vice Chairman of the Board

G. Robert Evans           66       Director of Swift; Chairman of the Board,
                                   Material Sciences Corporation;
                                   Director, Consolidated Freightways, Inc.,
                                   Fibreboard Corporation, Elco Industries, and
                                   Old Second Bancorp

Raymond O. Loen           73       Director of Swift; President, R. O. Loen
                                   Company

Henry C. Montgomery       62       Director of Swift; Chairman of the Board,
                                   Montgomery Financial Services Corporation;
                                   Director, Southwall Technology Corporation

Clyde W. Smith, Jr.       49       Director of Swift; President, Somerset
                                   Properties, Inc.

Harold J. Withrow         70       Director of Swift

                                   EXECUTIVE OFFICERS

Terry E. Swift            42       President, Chief Operating Officer

John R. Alden             52       Senior Vice President - Finance,
                                   Chief Financial Officer and Secretary

Bruce H. Vincent          50       Senior Vice President - Funds Management

James M. Kitterman        53       Senior Vice President - Operations

Joe A. D'Amico            49       Senior Vice President- Exploration and
                                   Development

Alton D. Heckaman, Jr.    40       Vice President - Finance and
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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Swift Energy Company, the Managing General Partner, located at 16825 Northchase Drive, Suite 400, Houston, Texas 77060, owns 27,145 Limited Partnership Units, which is 10.43 percent of all outstanding Limited Partnership Units. All Limited Partnership Units owned by Swift were acquired from investors who offered the Limited Partnership Units pursuant to their right of presentment. As the Managing General Partner, Swift is not permitted generally, under the Limited Partnership Agreement, to vote its Limited Partnership Units. Swift also owns a general partnership interest of 9 percent of all partnership interests in the Partnership.

         Swift and VJM are not aware of any arrangement, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers or directors, and thus has not engaged in any transactions in which any such person had an interest. The Partnership is permitted to engage in certain transactions with Swift as Managing General Partner and VJM as Special General Partner, subject to extensive guidelines and restrictions as described in the "Conflicts of Interest" section of the Amended Prospectus contained in the Registration Statement, which is incorporated herein by reference.

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

               Balance Sheets as of December 31, 1997 and 1996          IV-3

               Statements of Operations for the years ended
                  December 31, 1997, 1996 and 1995                      IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1997, 1996 and 1995                      IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1997, 1996 and 1995                      IV-6

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Swift Energy Income Partners 1987-B, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Income Partners 1987-B, Ltd., (a Texas limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Income Partners 1987-B, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.






                              ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1998

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996



                                                                                             1997                 1996
                                                                                       --------------       --------------
         ASSETS:
         Current Assets:
              Cash and cash equivalents                                                $        1,762       $      107,525
              Oil and gas sales receivable                                                    796,119              442,490
              Receivable due to property disposition                                               --              108,997
              Other                                                                            11,847                   --
                                                                                       --------------       --------------
                   Total Current Assets                                                       809,728              659,012
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                   24,511,749           24,669,072
         Less-Accumulated depreciation, depletion
              and amortization                                                            (20,931,018)         (20,363,813)
                                                                                       --------------       --------------
                                                                                            3,580,731            4,305,259
                                                                                       --------------       --------------
                                                                                       $    4,390,459       $    4,964,271
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      190,865       $      200,096
                                                                                       --------------       --------------

         Deferred Revenues                                                                    218,986              220,394

         Limited Partners' Capital (260,255.25 Limited Partnership Units;
                                    $100 per unit)                                          3,840,409            4,401,635
         General Partners' Capital                                                            140,199              142,146
                                                                                       --------------       --------------
                   Total Partners' Capital                                                  3,980,608            4,543,781
                                                                                       --------------       --------------
                                                                                       $    4,390,459       $    4,964,271
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                      1997             1996              1995
                                                                ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                                            $     1,366,336  $     1,865,841   $     1,715,654
   Interest income                                                      111,540            2,039             5,534
   Other                                                                 10,907           28,020            29,922
                                                                ---------------  ---------------   ---------------
                                                                      1,488,783        1,895,900         1,751,110
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                                      509,552          489,649           677,019
   Production taxes                                                      73,728           88,698            94,111
   Depreciation, depletion
     and amortization -
        Normal provision                                                411,108          551,679           681,097
        Additional provision                                            156,097            4,650           773,758
   General and administrative                                           226,193          326,998           252,670
   Interest expense                                                         732            9,566            61,251
                                                                ---------------  ---------------   ---------------
                                                                      1,377,410        1,471,240         2,539,906
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $       111,373  $       424,660   $      (788,796)
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                  Limited           General         Combining
                                                  Partners          Partners        Adjustment            Total
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1994                         $     5,197,531   $       157,957  $       591,170    $    5,946,658

Income (Loss)                                        (672,346)           55,327         (171,777)          (788,796)

Cash Distributions                                   (487,900)          (65,484)              --           (553,384)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1995                               4,037,285           147,800          419,393          4,604,478
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         383,492            82,803          (41,635)           424,660

Cash Distributions                                   (396,900)          (88,457)              --           (485,357)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                               4,023,877           142,146          377,758          4,543,781
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         140,202            54,499          (83,328)           111,373

Cash Distributions                                   (618,100)          (56,446)              --           (674,546)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1997                         $     3,545,979   $       140,199  $       294,430     $    3,980,608
                                              ===============   ===============  ===============     ==============



Limited Partners' net income (loss)
    per unit

      1995                                    $         (2.58)
                                              ===============
      1996                                    $          1.47
                                              ===============
      1997                                    $           .54
                                              ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                       1997              1996            1995
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $       111,373   $       424,660  $      (788,796)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                           567,205           556,329        1,454,855
      Change in gas imbalance receivable
          and deferred revenues                                                           (1,408)          (22,813)            (941)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             (353,629)           17,817           76,050
        (Increase) decrease in other current assets                                      (11,847)               --               --
        Increase (decrease) in accounts payable                                           (9,231)         (632,063)         171,621
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                    302,463           343,930          912,789
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                 (172,971)         (123,283)        (210,980)
    Proceeds from sales of oil and gas properties                                        330,294           522,862           21,836
    (Increase) decrease in receivable due to property disposition                        108,997         (108,997)               --
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                    266,320           290,582         (189,144)
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (674,546)         (485,357)        (553,384)
    Payments on note payable                                                                  --           (42,669)        (170,674)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) financing activities                   (674,546)         (528,026)        (724,058)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (105,763)          106,486             (413)
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           107,525             1,039            1,452
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $         1,762   $       107,525  $         1,039
                                                                                 ===============   ===============  ===============
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                       $           732   $        10,637  $        34,829
                                                                                 ===============   ===============  ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS


(1) Organization and Terms of Partnership Agreement -

         Swift Energy Income Partners 1987-B, Ltd., a Texas limited partnership ("the Partnership"), was formed on July 23, 1987, for the purpose of purchasing and operating producing oil and gas properties within the continental United States. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The general partners are required to contribute up to 1/99th of limited partner net contributions. The 3,177 limited partners made total capital contributions of $26,025,525.

         Property acquisition costs and the management fee are borne 99 percent by the limited partners and one percent by the general partners. Organization and syndication costs were borne solely by the limited partners.

         Initially, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. Payout had not occurred as of December 31, 1997.

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

Oil and Gas Properties --

     The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1997, 1996 and 1995.

         Future development, site restoration, dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Partnership's capitalized oil and gas property costs are amortized.

         The unamortized cost of oil and gas properties is limited to the "ceiling limitation", (calculated separately for the Partnership, limited partners, and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from proved properties using current prices, discounted at ten percent. Proceeds from the sale or disposition of oil and gas properties are treated as a reduction of oil and gas property costs with no gains or losses being recognized except in significant transactions.

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

Cash and Cash Equivalents --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications --

         Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                             Year Ended December 31,
                                   --------------------------------------------
                                      1997              1996              1995
                                   ---------           -------           ------
         Acquisition of
           proved properties       $      --        $       --        $      --

         Development                 172,971           123,283          210,980
                                   ---------           -------          -------
                                   $ 172,971        $  123,283        $ 210,980
                                   ---------           -------          -------


         All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

         Interest   expense,   presented  in  the  accompanying   statements  of
operations, includes amortization of the discount recorded on gas imbalance liabilities assumed in property acquisitions ($30,391 in 1995).

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         During 1997, 1996 and 1995, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in additional provisions for depreciation, depletion and amortization of $156,097, $4,650 and $773,758, respectively. In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1997 and 1995, resulting in a valuation allowance of $97,026 and $646,310, respectively. These amounts are included in the income
(loss) attributable to the limited partners shown in the statements of partners' capital together with a "combining adjustment," for the differences between the limited partners' valuation allowances and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total depreciation, depletion and amortization provision is more or less than the combined depreciation, depletion and amortization provision attributable to the general and limited partners.

(4) Related-Party Transactions -

         An  affiliate  of the  Special  General  Partner,  as  Dealer  Manager,
received   $650,638  for  managing  and   overseeing  the  offering  of  limited
partnership units.

         A one-time management fee of $650,638 was paid Swift in 1987 for services performed for the Partnership. During 1997, 1996 and 1995, the Partnership paid Swift $123,424, $223,455, and $143,378, respectively, as general and administrative overhead allowances.

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1997, 1996 and 1995 was $650,772, $962,546 and $677,386, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(6) Gas Imbalances -

         The Partnership recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold may be different than the Partnership's ownership share in a given period. If the Partnership's sales exceed its ownership share of production, the differences are recorded as deferred revenue. Gas balancing receivables are recorded when the Partnership's ownership share of production exceeds sales.

(7) Vulnerability Due to Certain Concentrations -

         The Partnership's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

         In the normal course of business, the Partnership extends credit, primarily in the form of monthly oil and gas sales receivables, to various companies in the oil and gas industry which results in a concentration of credit risk.This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

(8) Fair Value of Financial Instruments -

         The Partnership's financial instruments consist of cash and cash equivalents and short-term receivables and payables. The carrying amounts approximate fair value due to the highly liquid nature of the short-term instruments.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1987-B, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      February 18, 1998                 By:      s/b A. Earl Swift
           -----------------                 -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      February 18, 1998                 By:      s/b John R. Alden
           -----------------                 -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      February 18, 1998                 By:      s/b Alton D. Heckaman, Jr.
           -----------------                 -----------------------------------
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

                                             SWIFT ENERGY INCOME
                                             PARTNERS 1987-B, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:     February 18, 1998                  By:      s/b A. Earl Swift
          -----------------                  -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:     February 18, 1998                  By:      s/b Virgil N. Swift
          -----------------                  -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD


Date:      February 18, 1998                 By:      s/b G. Robert Evans
           -----------------                 -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      February 18, 1998                 By:      s/b Raymond O. Loen
           -----------------                 -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      February 18, 1998                 By:      s/b Henry C. Montgomery
           -----------------                 -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      February 18, 1998                 By:      s/b Clyde W. Smith, Jr.
           -----------------                 -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      February 18, 1998                 By:      s/b Harold J. Withrow
           -----------------                 -----------------------------------
                                             Harold J. Withrow
                                             Director