Form 10-Q
period 1998-03-31
SWIFT ENERGY INCOME PARTNERS 1987-B LTD
filed 1998-05-14
CIK 825167

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                     PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1998 and December 31, 1997                 3

            Statements of Operations

                - Three month periods ended March 31, 1998 and 1997    4

            Statements of Cash Flows

                - Three month periods ended March 31, 1998 and 1997    5

            Notes to Financial Statements                              6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               7

PART II.    OTHER INFORMATION                                          9


SIGNATURES                                                            10

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            1998                 1997
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      142,549       $        1,762
              Oil and gas sales receivable                                                    847,272              796,119
              Other                                                                            15,179               11,847
                                                                                       ---------------      ---------------
                   Total Current Assets                                                     1,005,000              809,728
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                                 683                   --
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   24,087,125           24,511,749
         Less-Accumulated depreciation, depletion
              and amortization                                                            (20,997,476)         (20,931,018)
                                                                                       ---------------      ---------------
                                                                                            3,089,649            3,580,731
                                                                                       ---------------      ---------------
                                                                                       $    4,095,332       $    4,390,459
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      198,241       $      190,865
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    218,986              218,986

         Limited Partners' Capital (260,255.25 Limited Partnership Units;
                                    $100 per unit)                                          3,588,665            3,840,409
         General Partners' Capital                                                             89,440              140,199
                                                                                       ---------------      ---------------
                   Total Partners' Capital                                                  3,678,105            3,980,608
                                                                                       ---------------      ---------------
                                                                                       $    4,095,332       $    4,390,459
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                       1998              1997
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $       116,370   $       368,447
             Interest income                                                               3,340             1.311
             Other                                                                         1,050             3,254
                                                                                 ---------------   ---------------
                                                                                         120,760           373,012
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              94,048           125,423
             Production taxes                                                              4,563            17,663
             Depreciation, depletion
               and amortization                                                           66,458            99,536
             General and administrative                                                   70,095            62,850
                                                                                 ---------------   ---------------
                                                                                         235,164           305,472
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $      (114,404)  $        67,540
                                                                                 ===============   ===============

         Limited Partners' net income (loss)
             per unit

         March 31, 1998                       $          (.44)
                                              ===============
         March 31, 1997                       $           .26
                                              ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                               ----------------------------------------
                                                                                    1998                     1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $     (114,404)         $        67,540
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          66,458                   99,536
      Change in gas imbalance receivable
          and deferred revenues                                                           (683)                    (325)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            (51,153)                 (65,535)
        (Increase) decrease in other current assets                                     (3,332)                  (8,310)
        Increase (decrease) in accounts payable                                          7,376                  (13,849)
                                                                               ---------------          ---------------
                Net cash provided by (used in) operating activities                    (95,738)                  79,057
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                 (4,276)                 (41,433)
    Proceeds from sales of oil and gas properties                                      428,900                       --
    (Increase) decrease in receivable due to property disposition                           --                  108,997
                                                                               ---------------          ---------------
                Net cash provided by (used in) investing activities                    424,624                   67,564
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (188,099)                (183,166)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   140,787                  (36,545)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,762                  107,525
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      142,549          $        70,980
                                                                               ===============          ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1997 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(95,738) and $79,057 for the three months ended March 31, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $188,099 and $183,166 for the three months ended March 31, 1998 and 1997, respectively.

         The Partnership does not allow for additional assessments from the partners to fund capital requirements. The Managing General Partner anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

Results of Operations

         Oil and gas sales declined $252,077 or 68 percent in the first quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 51 percent or $1.54/MCF and in oil prices of 51 percent or $10.07/BBL had a significant impact on partnership performance. Also, current quarter gas and oil production declined 34 percent and 57 percent, respectively, when compared to first quarter 1997 production volumes, further contributing to decreased revenues. The partnership's sale of several properties in the fourth quarter of 1997 had an impact on 1998 partnership production volumes.

         Associated depreciation expense decreased 33 percent or $33,078 in 1998 compared to first quarter 1997, also related to the decline in production volumes.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         The Partnership records an additional provision in depreciation, depletion and amortization when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. Using prices in effect at March 31, 1997, the Partnership would have recorded an additional provision at March 31, 1997 in the amount of $809,035. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation

         During 1998, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


Date:     May 5, 1998                By:        /s/ John R. Alden
          -----------                           --------------------------------
                                                John R. Alden
                                                Senior Vice President, Secretary
                                                and Principal Financial Officer

Date:     May 5, 1998                By:        /s/ Alton D. Heckaman, Jr.
          -----------                           --------------------------------
                                                Alton D. Heckaman, Jr.
                                                Vice President, Controller
                                                and Principal Accounting Officer