Form 10-Q
period 1998-06-30
SWIFT ENERGY INCOME PARTNERS 1987-B LTD
filed 1998-08-12
CIK 825167

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________

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

                                      INDEX




PART I.    FINANCIAL INFORMATION                                                       PAGE
      ITEM 1.    Financial Statements
            Balance Sheets

                - June 30, 1998 and December 31, 1997                                    3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997         4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                         5

            Notes to Financial Statements                                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                 7

PART II.    OTHER INFORMATION                                                            9


SIGNATURES                                                                              10

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                                 BALANCE SHEETS



                                                                                           June 30,           December 31,
                                                                                             1998                 1997
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      355,013       $        1,762
              Oil and gas sales receivable                                                    354,088              796,119
              Other                                                                            19,524               11,847
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        728,625              809,728
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                                 683                   --
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   24,157,610           24,511,749
         Less-Accumulated depreciation, depletion
              and amortization                                                            (21,084,676)         (20,931,018)
                                                                                       ---------------      ---------------
                                                                                            3,072,934            3,580,731
                                                                                       ---------------      ---------------
                                                                                       $    3,802,242       $    4,390,459
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      112,043       $      190,865
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    186,684              218,986

         Limited Partners' Capital (260,255.25 Limited Partnership Units;
                                   $100 per unit)                                           3,418,961            3,840,409
         General Partners' Capital                                                             84,554              140,199
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                   3,503,515            3,980,608
                                                                                       ---------------      ---------------
                                                                                       $    3,802,242       $    4,390,459
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       164,281   $       225,825  $       280,651   $       594,272
   Interest income                                      6,472             1,287            9,812             2,598
   Other                                                  904             2,659            1,955             5,914
                                              ---------------   ---------------  ---------------   ---------------
                                                      171,657           229,771          292,418           602,784
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     63,179           146,692          157,227           272,115
   Production taxes                                     5,764             9,649           10,327            27,312
   Depreciation, depletion
     and amortization -
       Normal provision                                87,200            99,573          153,658           199,109
       Additional provision                                --           156,097               --           156,097
   General and administrative                          51,443            59,337          129,539           122,188
                                              ---------------   ---------------  ---------------   ---------------
                                                      207,586           471,348          442,751           776,821
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $      (359,929)  $      (241,577) $      (150,333)  $      (174,037)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.14)  $          (.93) $          (.58)  $          (.67)
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                               ----------------------------------------
                                                                                    1998                     1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $     (150,333)         $      (174,037)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         153,658                  355,206
      Change in gas imbalance receivable
          and deferred revenues                                                        (32,985)                  (2,357)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            442,031                  146,053
        (Increase) decrease in other current assets                                     (7,677)                  (9,124)
        Increase (decrease) in accounts payable                                        (78,822)                   3,675
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              325,872                  319,416
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (65,743)                (139,509)
    Proceeds from sales of oil and gas properties                                      419,882                       --
    (Increase) decrease in receivable due to property disposition                           --                  108,997
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                              354,139                 (139,509)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (326,760)                 (30,512)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   353,251                 (106,052)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,762                  107,525
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      355,013          $         1,473
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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $325,872 and $319,416 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sale proceeds totaled $419,882 for the six months ended June 30, 1998. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $326,760 and $394,956 for the six months ended June 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $61,544 or 27 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 20 percent and oil production declined 20 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 and the Cotton Plant Field in Caldwell Parish, Louisiana during the first quarter of 1998 had an impact on 1998 partnership production volumes. Also, current quarter oil prices declined 33 percent or $5.35/BBL further contributing to decreased revenues. Declines were partially offset by an increase in gas prices of 5 percent or $.09/MCF when compared to second quarter 1997 prices.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated depreciation expense decreased 12 percent or $12,373 in 1998 compared to second quarter 1997, also related to the decline in production volumes.

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

Six Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $313,621 or 53 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 29 percent or $.70/MCF and in oil prices of 43 percent or $7.70/BBL had a significant impact on partnership performance. Also, current period gas and oil production declined 27 percent and 40 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues. The partnership's sale of several properties in the fourth quarter of 1997 and the Cotton Plant Field in Caldwell Parish, Louisiana during the first quarter of 1998 had an impact on 1998 partnership production volumes.

      Associated depreciation expense decreased 23 percent or $45,451 in 1998 compared to the first six months of 1997, also related to the decline in production volumes.

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


Date:     August 4, 1998        By:        /s/ John R. Alden
          --------------                   --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     August 4, 1998        By:        /s/ Alton D. Heckaman, Jr.
          --------------                   --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer