Form 10-K405
period 1998-12-31
SWIFT ENERGY INCOME PARTNERS 1987-B LTD
filed 1999-03-24
CIK 825167

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                       Documents Incorporated by Reference

Document                                               Incorporated as to

    Registration Statement No. 33-11773                  Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1998

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.

ITEM NO.                   PART I                                PAGE
   1       Business                                               I-1
   2       Properties                                             I-4
   3       Legal Proceedings                                      I-7
   4       Submission of Matters to a Vote of
           Security Holders                                       I-7


                           PART II

   5       Market Price of and Distributions on the
             Registrant's Units and Related Limited
             Partner Matters                                     II-1
   6       Selected Financial Data                               II-2
   7       Management's Discussion and Analysis of
           Financial Condition and Results of Operations         II-2
   8       Financial Statements and Supplementary Data           II-4
   9       Disagreements on Accounting and Financial
             Disclosure                                          II-4


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

         At December 31, 1998, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organization fees and expenses) in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1998, Swift had 203 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.


Item 2.  Properties

         As of December 31, 1998, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

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


                                                  Net Production
                                      --------------------------------------
                                                For the Years Ended
                                                   December 31,
                                      --------------------------------------
                                        1998            1997           1996
                                      --------        --------       -------
Net Volumes (Equivalent MCFs)          309,214         463,658       676,534

Average Sales Price
   per Equivalent MCF                  $1.79           $2.62         $2.51

Average Production Cost
   per Equivalent MCF
   (includes production taxes)         $0.86           $1.26         $0.85

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1998, 1997 and 1996. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                   ---------------------------------------------------------------------------
                                            1998                      1997                       1996
                                   ---------------------      ---------------------      ---------------------
                                                 Natural                   Natural                     Natural
                                     Oil           Gas         Oil           Gas          Oil            Gas
                                   -------      --------      -------      --------      -------      --------
                                   (BBLS)        (MMCF)       (BBLS)        (MMCF)       (BBLS)        (MMCF)
Proved developed
   reserves at end of year          53,901         1,609       98,661         2,941      185,252         4,148
                                   -------        ------      -------        ------      -------        ------
Proved reserves
   Balance at beginning
     of year                       120,913         3,669      219,361         4,979      327,219         5,850

   Extensions, discoveries
      and other additions               --            --           --            --           --            --

   Revisions of previous
     estimates                     (38,303)         (713)     (28,831)         (586)       8,677           888

   Sales of minerals in
     place                             (44)         (450)     (54,508)         (351)     (88,018)       (1,254)

   Production                       (9,019)         (255)     (15,109)         (373)     (28,517)         (505)
                                   --------        -----      -------        ------      -------        ------

   Balance at end of year           73,547         2,251      120,913         3,669      219,361         4,979
                                   --------       ------      -------        ------      -------        ------


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

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.


         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1998:

                                                       Reserves
                                                    December 31, 1998
                                                 -----------------------

                                                             Natural            Wells
                                                  Oil          Gas       ------------------
Acquisition                State(s)              (BBLS)       (MMCF)      Gross        Net
-----------                ---------             -------     -------     ------      ------
Kaiser-Francis II          KS, LA, OK, TX          5,061        958          9        1.158
Wainoco                    LA, MI, OK, TX             --         48          6        1.032
NRG                        TX                     30,355        676         74        4.777
Kimbrel & Cook             TX                      4,112         --          9        4.050
Bracken                    TX                     32,472        563         45        1.674
Norcen Explorer            WY                      1,547          6         29        0.067
                                                 -------     ------       ----       ------
                                                  73,547      2,251        172       12.758
                                                 -------     ------       ----       ------


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1998 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1998 and the date of this report.

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

Holders

         As of December 31, 1998, there were 3,177 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1997 and 1998, the Partnership distributed a total of $618,100 and $461,900, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1999, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1998, 1997, 1996, 1995 and 1994, should be read in conjunction with the financial statements included in Item 8:

                                  1998               1997               1996              1995             1994
                              ------------       ------------       ------------      ------------     ------------
Revenues                   $     586,995      $   1,488,783      $   1,895,900      $    1,751,110    $   2,403,877
Income (Loss)              $    (967,838)     $     111,373      $     424,660      $     (788,796)   $     380,984
Total Assets               $   2,724,811      $   4,390,459      $   4,964,271      $    5,727,598    $   7,064,687
Cash Distributions         $     525,321      $     674,546      $     485,357      $      553,384    $     959,619
Long Term Obligations      $          --      $          --      $          --      $           --    $      42,669
Limited Partners' Net
 Income (Loss) Per Unit    $       (3.07)     $         .54      $        1.47      $        (2.58)   $        1.26)
Limited Partners' Cash
 Distributions Per Unit    $        1.78      $        2.37      $        1.53      $         1.87    $        3.25



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $575,543, $302,463 and $343,930 in 1998, 1997 and 1996, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sale proceeds totaled $282,111, $439,291 and $413,865 in 1998, 1997 and 1996, respectively.The
Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures totaled $81,736, $172,971 and $123,283 in 1998, 1997 and 1996, respectively. Cash distributions totaled $525,321, $674,546 and $485,357 in 1998, 1997 and 1996, respectively.

         Subject to 1999 market conditions remaining comparable with 1998, the Managing General Partner ("MGP") anticipates an increase in liquidity provided that certain development work scheduled in 1999 is completed successfully. The Partnership plans to spend in the next four years an estimated $526,000 for capital expenditures needed for this development work and the enhancement of proved oil and gas reserves. The MGP anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

Results of Operations

         Oil and gas sales decreased 59 percent in 1998 vs. 1997. A decline in the 1998 gas prices received of 29 percent or $.73/MCF had a significant impact on partnership performance. The average sales price per equivalent MCF decreased 32 percent in 1998 as gas prices decreased 29 percent and oil prices declined 44 percent. Also, production volumes decreased 33 percent due to a 32 percent gas production decrease and a 40 percent oil production decline. The decrease in production, due in part to the partnership's sale in early 1998 of the Cotton Plant properties (Broyles acquisition), further contributed to the decreased revenues.

         Production cost per equivalent MCF decreased 32 percent in 1998 compared to 1997 as total production costs decreased 54 percent in 1998.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.


         Associated depreciation expense decreased 23 percent in 1998 when compared to 1997, also related to the decline in production volumes.

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

         The Partnership recorded an additional provision in depreciation, depletion and amortization in 1998, 1997 and 1996 of $813,102, $156,097 and $4,650, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value paid for oil and gas properties resulting in a full cost ceiling impairment.

         During 1999, Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1998. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1999, the MGP anticipates that the Partnership sharing ratio will continue to be 90:10.

Year 2000

         The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps include upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. By mid-1999, the Managing General Partner expects the mission critical systems to be either replaced or updated and testing to be virtually completed.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase is being conducted as the software is updated or certified and is expected to be completed by mid-1999.

         The Managing General Partner does not believe that costs incurred to address the Year 2000 issue with respect to its business systems will have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues is projected to be less than $150,000, most of which will be spent during the testing phase. The Partnership's share of this cost is expected to be insignificant.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.


         The failure to correct a material Year 2000 problem could result in an interruption, or failure of certain normal business activities or operations. Based on activities to date, the Managing General Partner believes that it will be able to resolve any Year 2000 problems concerning its financial and administrative systems. It is undeterminable how all the aspects of the Year 2000 will impact the Partnership. The most reasonably likely worst case scenario would involve a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could be prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner. The Managing General Partner is contacting its major purchasers, customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be able to resolve in a timely manner any Year 2000 problems directly affecting the Managing General Partner or Partnership and to inform them of the Managing General Partner's internal assessment of its Year 2000 review. There can be no assurance that such third parties will not fail to appropriately address their Year 2000 issues or will not themselves suffer a Year 2000 disruption that could have a material adverse effect on the Partnership's activities, financial condition or operating results. Based upon these responses and any problems that arise during the testing phase, contingency plans or back-up systems would be determined and addressed.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 12, 1999 regarding the directors and executive officers of Swift.

                                          Position(s) with
         Name             Age        Swift and Other Companies
         ----             ---      ---------------------------
                                   DIRECTORS

A. Earl Swift             65       Chief Executive Officer and
                                   Chairman of the Board

Virgil N. Swift           70       Executive Vice President - Business
                                   Development, Vice Chairman of the Board

G. Robert Evans           67       Director of Swift; Chairman of the Board,
                                   Material Sciences Corporation;
                                   Director, Consolidated Freightways, Inc.,
                                   Fibreboard Corporation, Elco Industries, and
                                   Old Second Bancorp

Raymond O. Loen           74       Director of Swift; President, R. O. Loen
                                   Company

Henry C. Montgomery       63       Director of Swift; Chairman of the Board,
                                   Montgomery Financial Services Corporation;
                                   Director, Southwall Technology Corporation

Clyde W. Smith, Jr.       50       Director of Swift; President, Somerset
                                   Properties, Inc.

Harold J. Withrow         71       Director of Swift

                                   EXECUTIVE OFFICERS

Terry E. Swift            43       President, Chief Operating Officer

John R. Alden             53       Senior Vice President - Finance,
                                   Chief Financial Officer and Secretary

Bruce H. Vincent          51       Senior Vice President - Funds Management

James M. Kitterman        54       Senior Vice President - Operations

Joe A. D'Amico            50       Senior Vice President- Exploration and
                                   Development

Alton D. Heckaman, Jr.    41       Vice President - Finance and Controller


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

               Balance Sheets as of December 31, 1998 and 1997          IV-3

               Statements of Operations for the years ended
                  December 31, 1998, 1997 and 1996                      IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1998, 1997 and 1996                      IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1998, 1997 and 1996                      IV-6

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Swift Energy Income Partners 1987-B, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Income Partners 1987-B, Ltd., (a Texas limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Income Partners 1987-B, Ltd., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.






                              ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1999

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997



                                                                                             1998                 1997
                                                                                       --------------       --------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      252,359       $        1,762
              Oil and gas sales receivable                                                    199,398              796,119
              Other                                                                            20,508               11,847
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        472,265              809,728
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                                 683                   --
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   24,311,374           24,511,749
         Less-Accumulated depreciation, depletion
              and amortization                                                            (22,059,511)         (20,931,018)
                                                                                       ---------------      ---------------
                                                                                            2,251,863            3,580,731
                                                                                       ---------------      ---------------
                                                                                       $    2,724,811       $    4,390,459
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       59,977       $      190,865
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    177,385              218,986

         Limited Partners' Capital (260,255.25 Limited Partnership Units;
                                   $100 per unit)                                           2,409,401            3,840,409
         General Partners' Capital                                                             78,048              140,199
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                   2,487,449            3,980,608
                                                                                       ---------------      ---------------
                                                                                       $    2,724,811       $    4,390,459
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                      1998             1997              1996
                                                                ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                                            $       562,521   $    1,366,336   $     1,865,841
   Interest income                                                       20,679          111,540             2,039
   Other                                                                  3,795           10,907            28,020
                                                                ---------------  ---------------   ---------------
                                                                        586,995        1,488,783         1,895,900
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                                      238,588          509,552           489,649
   Production taxes                                                      27,099           73,728            88,698
   Depreciation, depletion
     and amortization -
        Normal provision                                                315,391          411,108           551,679
        Additional provision                                            813,102          156,097             4,650
   General and administrative                                           160,653          226,193           326,998
   Interest expense                                                          --              732             9,566
                                                                ---------------  ---------------   ---------------
                                                                      1,554,833        1,377,410         1,471,240
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $      (967,838) $       111,373   $       424,660
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                  Limited           General         Combining
                                                  Partners          Partners        Adjustment            Total
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1995                         $     4,037,285   $       147,800  $       419,393     $    4,604,478

Income (Loss)                                         383,492            82,803          (41,635)           424,660

Cash Distributions                                   (396,900)          (88,457)              --           (485,357)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                               4,023,877           142,146          377,758          4,543,781
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         140,202            54,499          (83,328)           111,373

Cash Distributions                                   (618,100)          (56,446)              --           (674,546)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1997                               3,545,979           140,199          294,430          3,980,608
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                        (799,209)            1,270         (169,899)          (967,838)

Cash Distributions                                   (461,900)          (63,421)              --           (525,321)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1998                         $     2,284,870   $        78,048  $       124,531     $    2,487,449
                                              ===============   ===============  ===============    ===============



Limited Partners' net income (loss)
    per unit

      1996                                    $          1.47
                                                    =========
      1997                                    $           .54
                                                    =========
      1998                                    $         (3.07)
                                                    =========


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                       1998              1997            1996
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $      (967,838)  $       111,373  $       424,660
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         1,128,493           567,205          556,329
      Change in gas imbalance receivable
          and deferred revenues                                                          (42,284)           (1,408)         (22,813)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              596,721          (353,629)          17,817
        (Increase) decrease in other current assets                                       (8,661)          (11,847)              --
        Increase (decrease) in accounts payable                                         (130,888)           (9,231)        (632,063)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                    575,543           302,463          343,930
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                  (81,736)         (172,971)        (123,283)
    Proceeds from sales of oil and gas properties                                        282,111           439,291          413,865
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                    200,375           266,320          290,582
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (525,321)         (674,546)        (485,357)
    Payments on note payable                                                                  --                --          (42,669)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) financing activities                   (525,321)         (674,546)        (528,026)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     250,597          (105,763)         106,486
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             1,762           107,525            1,039
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $       252,359   $         1,762  $       107,525
                                                                                 ===============   ===============  ===============
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                       $            --   $           732  $        10,637
                                                                                 ===============   ===============  ===============
Supplemental disclosure of non-cash investing activities:
  Oil and gas properties disposition for which cash will be
  received in a subsequent period                                                $            --   $            --  $       108,997
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

         Initially, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. Payout had not occurred as of December 31, 1998.

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

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1998, 1997 and 1996.

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

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                             Year Ended December 31,
                                   --------------------------------------------
                                      1998              1997              1996
                                   ---------           -------           ------
         Acquisition of
           proved properties       $      --        $       --        $      --

         Development                  81,736           172,971          123,283
                                   ---------           -------          -------
                                   $  81,736        $  172,971        $ 123,283
                                   ---------           -------          -------


         All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         During 1998, 1997 and 1996, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in additional provisions for depreciation, depletion and amortization of $813,102, $156,097 and $4,650, respectively. In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1998 and 1997, resulting in a valuation allowance of $665,344 and $97,026, respectively. These amounts are included in the income
(loss) attributable to the limited partners shown in the statements of partners' capital together with a "combining adjustment," for the differences between the limited partners' valuation allowances and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total depreciation, depletion and amortization provision is more or less than the combined depreciation, depletion and amortization provision attributable to the general and limited partners.

(4) Related-Party Transactions -

         An  affiliate  of the  Special  General  Partner,  as  Dealer  Manager,
received   $650,638  for  managing  and   overseeing  the  offering  of  limited
partnership units.

         A one-time management fee of $650,638 was paid Swift in 1987 for services performed for the Partnership. During 1998, 1997 and 1996, the Partnership paid Swift $80,152, $123,424, and $223,455, respectively, as general and administrative overhead allowances.

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1998, 1997 and 1996 was $225,560, $650,772 and $962,546, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1987-B, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      March 12, 1999                 By:      s/b A. Earl Swift
           --------------                    -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      March 12, 1999                 By:      s/b John R. Alden
           --------------                    -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      March 12, 1999                 By:      s/b Alton D. Heckaman, Jr.
           --------------                    -----------------------------------
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

                                             SWIFT ENERGY INCOME
                                             PARTNERS 1987-B, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:     March 12, 1999                  By:      s/b A. Earl Swift
          --------------                     -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:     March 12, 1999                  By:      s/b Virgil N. Swift
          --------------                     -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD


Date:      March 12, 1999                 By:      s/b G. Robert Evans
           --------------                    -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      March 12, 1999                 By:      s/b Raymond O. Loen
           --------------                    -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      March 12, 1999                 By:      s/b Henry C. Montgomery
           --------------                    -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      March 12, 1999                 By:      s/b Clyde W. Smith, Jr.
           --------------                    -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      March 12, 1999                 By:      s/b Harold J. Withrow
           --------------                    -----------------------------------
                                             Harold J. Withrow
                                             Director