Form 10-Q
period 2000-03-31
SWIFT ENERGY INCOME PARTNERS 1987-B LTD
filed 2000-05-12
CIK 825167

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               -------    -------

                         Commission File Number 0-17025

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
             (Exact name of registrant as specified in its charter)

          Texas                                          76-0226425
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of organization)

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

Yes  X      No
   ------     ------

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                PAGE
      ITEM 1.    Financial Statements

            Statement of Net Assets in Process of Liquidation

                - March 31, 2000                                                  3

            Balance Sheet

                - December 31, 1999                                               4

            Statements of Operations

                - Three month periods ended March 31, 2000 and 1999               5

            Statements of Cash Flows

                - Three month periods ended March 31, 2000 and 1999               6

            Notes to Financial Statements                                         7

      ITEM 2.    Management's Discussion and Analysis of Financial

                     Condition and Results of Operations                          9

PART II.    OTHER INFORMATION                                                    11


SIGNATURES                                                                       12

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                STATEMENT OF NET ASSETS IN PROCESS OF LIQUIDATION
                                   (Unaudited)

                                                                       March 31,
                                                                         2000
                                                                      ----------
ASSETS:
     Cash and cash equivalents                                       $     4,500
     Oil and gas sales receivable                                        260,348
     Other                                                                30,473
     Gas Imbalance Receivable                                                683
     Oil and Gas Properties                                            3,184,132
                                                                     -----------
          Total Assets                                                 3,480,136
                                                                     -----------


LIABILITIES:

     Accounts Payable                                                     32,709
     Gas Imbalance Payable                                               142,001
                                                                     -----------
          Total Liabilities                                              174,710
                                                                     -----------
     Net Assets in Process of Liquidation                            $ 3,305,426
                                                                     ===========



                          See accompanying notes to financial statements.

                               SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                                             BALANCE SHEET

                                                                      December 31,
                                                                         1999
                                                                     -------------
ASSETS:
Current Assets:
     Cash and cash equivalents                                       $       5,355
     Oil and gas sales receivable                                          289,654
     Other                                                                  28,043
                                                                     -------------
          Total Current Assets                                             323,052
                                                                     -------------

Gas Imbalance Receivable                                                       683
                                                                     -------------

Oil and Gas Properties, using full cost
     accounting                                                         24,271,480
Less-Accumulated depreciation, depletion
     and amortization                                                  (22,272,110)
                                                                     -------------
                                                                         1,999,370
                                                                     -------------
                                                                     $   2,323,105
                                                                     =============

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                                $      27,307
                                                                     -------------

Deferred Revenues                                                          143,198

Limited Partners' Capital (260,255 Limited Partnership
                                   Units; $100 per unit)                 2,092,632
General Partners' Capital                                                   59,968
                                                                     -------------
          Total Partners' Capital                                        2,152,600
                                                                     -------------
                                                                     $   2,323,105
                                                                     =============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                 -------------------------
                                                                      2000           1999
                                                                 -----------     ---------
REVENUES:
     Oil and gas sales                                           $   154,768     $   3,706
     Interest income                                                   2,456         5,794
                                                                 -----------     ---------
                                                                     157,224        79,500
                                                                 -----------     ---------

COSTS AND EXPENSES:

     Lease operating                                                  35,391        36,041
     Production taxes                                                  7,903         3,667
     Depreciation, depletion
          and amortization                                            43,387        48,935
     General and administrative                                       65,355        55,422
                                                                 -----------     ---------
                                                                     152,036       144,065
                                                                 -----------     ---------
Income (Loss) Before Adoption
     Of Liquidation Basis Of Accounting                          $     5,188     $ (64,565)
                                                                 -----------     ---------
Effect Of Adoption Of Liquidation
     Basis Of Accounting                                           1,218,546            --
                                                                 -----------     ---------

Income (Loss)                                                    $ 1,223,734     $ (64,565)
                                                                 ===========     =========


Limited Partners' net income (loss)
     per unit

     Income (Loss) Before Adoption
     of Liquidation Basis of Accounting                          $        --     $   (0.24)
                                                                 ===========     =========

     Effect of Adoption of Liquidation
     Basis of Accounting                                         $      4.21     $      --
                                                                 ===========     =========

     Income (Loss)                                               $      4.21     $   (0.24)
                                                                 ===========     =========


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                         ----------------------------
                                                                             2000             1999
                                                                         ------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                       $  1,223,734      $  (64,565)
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Effect of adoption of liquidation basis of accounting            (1,218,546)             --
          Depreciation, depletion and amortization                             43,387          48,935
          Change in gas imbalance receivable
               and deferred revenues                                           (1,197)             --
Change in assets and liabilities:
               (Increase) decrease in oil and gas sales receivable             29,306        (126,352)
               (Increase) decrease in other current assets                     (2,430)         (4,828)
               Increase (decrease) in accounts payable                          5,402          29,115
                                                                         ------------      ----------
          Net cash provided by (used in) operating activities                  79,656        (117,695)
                                                                         ------------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties                                       (9,603)         (3,617)
     Proceeds from sales of oil and gas properties                                 --          60,836
                                                                         ------------      ----------
          Net cash provided by (used in) investing activities                  (9,603)         57,219
                                                                         ------------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                           (70,908)        (74,537)
                                                                         ------------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (855)       (135,013)
                                                                         ------------      ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                5,355         252,359
                                                                         ------------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $      4,500      $  117,346
                                                                         ============      ==========


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The limited partners of the Partnership approved the dissolution of the Partnership on March 30, 2000. As a result, the Partnership has changed its basis of accounting, effective March 31, 2000, from historical cost basis to the liquidation basis. Under the liquidation basis of accounting, the Partnership's assets at March 31, 2000 are reported at estimated net realizable value, and the Partnership's liabilities are presented at estimated settlement amounts. The net effect of the revaluation of the Partnership's assets and liabilities due to the adoption of the liquidation basis of accounting was an upward adjustment of $1,218,546.

                  Oil and gas properties at March 31, 2000 reflect the Managing General Partner's estimate of value, in the absence of third party appraisals or evaluations, based on future net revenues of the properties, discounted at 10%, as of March 31, 2000. This estimate is based on its assessment of the impact of selling existing assets based on current market conditions and estimated disposal costs. The net proceeds from the sales of oil and gas properties may vary substantially due to changes in oil and gas prices, subsequent production and other factors which may be applied by buyers.

                  For all other assets and liabilities presented on the liquidation basis of accounting, the Managing General Partner believes that historical cost approximates fair market value due to the short-term nature of such assets and liabilities.

                  The accompanying statements of operations and cash flows were prepared using the historical cost basis of accounting.

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1999 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

Liquidation

      During the first quarter of 2000, the Managing General Partner informed the limited partners of a proposal to sell all of the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. The special meeting of limited partners was held on March 30, 2000.

      Of the total units held by the limited partners, a majority voted for adoption of the proposal for sales of substantially all of the assets of the Partnership and the dissolution, winding up and termination of the Partnership. The Partnership adopted the liquidation basis of accounting for the period subsequent to March 31, 2000.

Liquidity and Capital Resources

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash distributions to partners are determined quarterly, based upon net proceeds from sales of oil and gas production after payment of lease operating expense, taxes and development costs, less general and administrative expenses. In addition, future partnership cash requirements are taken into account to determine necessary cash reserves.

      Net cash provided by (used in) operating activities totaled $79,656 and $(117,695) for the three months ended March 31, 2000 and 1999, respectively. Cash provided by property sales proceeds totaled $60,836 for the three months ended March 31, 1999. Cash distributions totaled $70,908 and $74,537 for the three months ended March 31, 2000 and 1999, respectively.

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

                    SWIFT ENERGY INCOME PARTNERS 1987-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      After sale of all its interests in oil and gas properties and settlement of its liabilities, the Partnership's assets will consist solely of cash, which it will distribute to its partners in complete liquidation. The Partnership will not realize gain or loss upon such distribution of cash to its partners in liquidation.

Results of Operations

      Oil and gas sales increased $81,061 or 110 percent in the first quarter of 2000 when compared to the corresponding quarter in 1999. Increased oil and gas prices had a significant impact on Partnership performance. Oil prices increased 130 percent or $14.53/BBL to an average of $25.74/BBL and gas prices increased 97 percent or $1.45/MCF to an average of $2.95/MCF for the quarter. Current quarter production volumes increased 3 percent as oil and gas production increased 3 percent and 4 percent, respectively, when compared to first quarter 1999 production volumes.

      Corresponding production costs per equivalent MCF increased 5 percent in the first quarter of 2000 compared to the first quarter of 1999 and total production costs increased 9 percent.

      Associated depreciation expense decreased 11 percent or $5,548 in 2000 compared to first quarter 1999.

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

      During 2000, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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

                                           SWIFT ENERGY INCOME
                                           PARTNERS 1987-B, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner

Date:     May 8, 2000           By:        /s/ John R. Alden
          -----------                      -----------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     May 8, 2000           By:        /s/ Alton D. Heckaman, Jr.
          -----------                      -----------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer